Form 10-K/A
period 2006-12-31
Bear Stearns ALT-A Trust 2006-2, Mortgage Pass-Through Certificates, Series 2006-2
filed 2008-07-21
CIK 1357833

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                        FORM 10-K/A
                                     Amendment No. 1 to


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

        See Item 15 (Part IV).


                      EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2007 (Accession No. 0001056404-07-001210) by Bear Stearns ALT-A Trust 2006-2 (the "Initial 10-K"), for the fiscal year ended December 31, 2006, is being filed for the sole purpose of restating the assessment of American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (the "Asserting Party") for the reporting period of January 1, 2006 through December 31, 2006. The restated assessment, provided to the registrant in February 2008, identifies a material instance of noncompliance with the servicing criteria set forth in Item 1122(d)
(4)(xii) under Regulation AB. Specifically, the Asserting Party did not have, during the applicable reporting period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with Item 1122(d)(4)(xii). In response to a Securities and Exchange Commission comment, as of January 1, 2008, the Asserting Party has implemented practices and procedures to capture the information necessary to assess compliance with Item 1122(d)(4)(xii).


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


            The restated assessment of American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (the "Asserting Party") for the reporting period of January 1, 2006 through December 31, 2006, provided to the registrant in February 2008, identifies a material instance of noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) under Regulation AB. Specifically, the Asserting Party did not have, during the applicable reporting period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with Item 1122(d)(4)
            (xii). In response to a Securities and Exchange Commission comment, as of January 1, 2008, the Asserting Party has implemented practices and procedures to capture the information necessary to assess compliance with Item 1122(d)(4)(xii).

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




      a) Restated report on assessment of compliance with servicing criteria for Assurant Inc. as Sub-Contractor for EMC Mortgage
         Corporation   <F2>
      b) Countrywide Home Loans Servicing LP, as Servicer <F1>
      c) EMC Mortgage Corporation, as Servicer <F1>
      d) EverHome Mortgage Company, as Servicer <F3>
      e) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA <F1>
      f) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Wachovia Mortgage Corporation <F3>
      g) Harborside Mortgage Corporation, as Servicer <F3>
      h) HomeBanc Mortgage Corporation, as Servicer <F3>
      i) HSBC Mortgage Corporation, USA, as Servicer <F1>
      j) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation <F1>
      k) PHH Mortgage Corporation, as Servicer <F3>
      l) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F1>
      m) Wachovia Mortgage Corporation, as Servicer <F3>
      n) Waterfield Mortgage Company, Incorporated, as Servicer <F3>
      o) Wells Fargo Bank, N.A., as Servicer <F1>
      p) Wells Fargo Bank, N.A., as Master Servicer <F1>
      q) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      r) Wells Fargo Bank, N.A., as Custodian <F1>
      s) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomeBanc Mortgage Corporation <F3>
      t) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wachovia Mortgage Corporation <F3>
      u) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F1>
      v) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomeBanc Mortgage Corporation <F3>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Restated report on assessment of compliance with servicing criteria for Assurant Inc. as Sub-Contractor for EMC Mortgage
         Corporation  <F2>
      b) Countrywide Home Loans Servicing LP, as Servicer <F1>
      c) EMC Mortgage Corporation, as Servicer <F1>
      d) EverHome Mortgage Company, as Servicer <F3>
      e) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA <F1>
      f) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Wachovia Mortgage Corporation <F3>
      g) Harborside Mortgage Corporation, as Servicer <F3>
      h) HomeBanc Mortgage Corporation, as Servicer <F3>
      i) HSBC Mortgage Corporation, USA, as Servicer <F1>
      j) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation <F1>
      k) PHH Mortgage Corporation, as Servicer <F3>
      l) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F1>
      m) Wachovia Mortgage Corporation, as Servicer <F3>
      n) Waterfield Mortgage Company, Incorporated, as Servicer <F3>
      o) Wells Fargo Bank, N.A., as Servicer <F1>
      p) Wells Fargo Bank, N.A., as Master Servicer <F1>
      q) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      r) Wells Fargo Bank, N.A., as Custodian <F1>
      s) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomeBanc Mortgage Corporation <F3>
      t) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wachovia Mortgage Corporation <F3>
      u) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F1>
      v) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomeBanc Mortgage Corporation <F3>


     (35) Servicer compliance statement.


      a) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation <F5>
      b) Countrywide Home Loans Servicing LP, as Servicer <F4>
      c) EMC Mortgage Corporation, as Servicer <F1>
      d) EverHome Mortgage Company, as Servicer <F4>
      e) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA <F5>
      f) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Wachovia Mortgage Corporation <F5>
      g) Harborside Mortgage Corporation, as Servicer <F4>
      h) HomeBanc Mortgage Corporation, as Servicer <F4>
      i) HSBC Mortgage Corporation, USA, as Servicer <F4>
      j) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation <F5>
      k) PHH Mortgage Corporation, as Servicer <F4>
      l) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F5>
      m) Wachovia Mortgage Corporation, as Servicer <F4>
      n) Waterfield Mortgage Company, Incorporated, as Servicer <F4>
      o) Wells Fargo Bank, N.A., as Servicer <F4>
      p) Wells Fargo Bank, N.A., as Master Servicer <F1>
      q) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      r) Wells Fargo Bank, N.A., as Custodian <F5>
      s) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomeBanc Mortgage Corporation <F5>
      t) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wachovia Mortgage Corporation <F5>
      u) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F5>
      v) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomeBanc Mortgage Corporation <F5>


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed with the Inital 10-K.

  <F2> Filed with this report.

  <F3> The Servicing Participant serviced less than 5% of the deal and is not required under Regulation AB to provide such documentation.

  <F4> The Servicing Participant serviced less than 10% of the deal and is not required under Regulation AB to provide such documentation.

  <F5> The Servicing Participant of the deal is not required under Regulation
       AB to provide such documentation.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    Bear Stearns ALT-A Trust 2006-2
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ Dawn Hammond
    Dawn Hammond, Vice President
   (senior officer in charge of the servicing function of the master servicer)

    Date: July 10, 2008


  Exhibit Index

  Exhibit No.

(31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Restated report on assessment of compliance with servicing criteria for Assurant Inc. as Sub-Contractor for EMC Mortgage
         Corporation


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Restated report on assessment of compliance with servicing criteria for Assurant Inc. as Sub-Contractor for EMC Mortgage
         Corporation
